Form 10-Q
period 1999-11-30
UTILITYNETCOM INC
filed 2000-05-04
CIK 1090456

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          November 30, 1999
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________


Commission File Number               0-26737
                       ---------------------------------------------------------


                                 uData Net Corp.
             (Exact name of registrant as specified in its charter)

                  Texas                                 75-2817764
----------------------------------------    -----------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

                508 Decker Drive, Suite 200, Irving, Texas 75062
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 870-9591
             ------------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


21,417,500 Common Shares were outstanding as of December 1, 1999
----------

                                 UData Net Corp.


                                    I N D E X


                                                                          Page
                                                                          ----

PART I.    FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

                  Condensed Balance Sheets
                     November 30, 1999 (Unaudited) and
                        May 31, 1999                                         3

                  Statements of Income
                     Three months ended November 30,
                        1999  (Unaudited)                                    4

                  Condensed Statements of Cash Flows
                     Three months ended November 30,
                        1999                                                 5

                  Selected Notes to Condensed Financial
                     Statements (Unaudited)                                  6


   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          6


PART II.     OTHER INFORMATION                                               6

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL INFORMATION

                             CONDENSED BALANCE SHEET
                                 uData Net Corp.

                                                    November 30, 1999     August 31, 1999
                                                    -----------------     ---------------
                                                          (unaudited)         (unaudited)
Assets:

Cash (including savings)                                  $(30,757.55)        $  1,121.64

Accounts Receivable                                       $323,082.83         $  6,500.00

Inventories                                               $131,664.20         $        --

Prepaid expenses                                          $  5,409.00         $        --


           Total Current Assets                           $429,398.48         $  7,621.64


Property: Plant & Equipment - net                         $121,362.30         $ 23,138.17

Other Assets                                              $ 64,911.90         $ 29,916.66


           Total Assets                                   $615,672.68         $ 60,676.47


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)


Accounts Payable                                          $112,108.44         $  4,062.99

Accrued Expenses                                          $  1,154.00         $    774.35

Payable to stockholder, officer                           $ 47,855.15         $ 47,122.29

           Total Current Liabilities                      $161,117.59         $ 51,979.63

STOCKHOLDERS' EQUITY (DEFICIT)

Subordinated Debt                                         $ 28,577.77         $ 28,577.77

Common Stock                                              $521,073.71         $ 20,017.50

Additional Paid-in capital                                $        --         $        --

Accumulated gain/deficit                                  $(72,644.39)        $(39,898.43)

            Total Liability & Stockholders' Equity        $615,672.68         $ 60,676.47

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL INFORMATION

                               STATEMENT OF INCOME
                                   (unaudited)

                                                 Three months ended
                                                  November 30, 1999     August 31, 1999
                                                    (unaudited)           (unaudited)
Sales                                               $ 407,716.32         $         --

Cost of Sales                                       $  90,430.17         $         --

         Gross Profit                               $ 317,286.15         $         --


Selling, General and Administrative Expenses        $ 342,559.29         $ (39,887.93)

Gain (Loss) from operations                         $ (25,273.14)        $ (39,887.93)


Other income (expense)                              $         --         $     (10.50)

Interest income                                     $         --         $         --

Interest expense                                    $   7,472.82         $         --

          Loss before income taxes                  $ (32,745.96)        $ (39,898.43)

Income Taxes                                        $         --         $         --

          Net Gain (Loss)                           $ (32,745.96)        $ (39,898.43)


Loss per common share                               $         --         $         --


Loss per common share assuming dilution             $         --         $         --


Weighted average outstanding shares                 $ 21,417,500         $ 20,017,500

                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Three months ended
                                                                                  November 30, 1999    August 31, 1999
                                                                                  -----------------    ---------------
                                                                                     (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

            Net Gain (Loss)                                                          $ (32,745.96)        $(39,898.43)

            Depreciation                                                             $  28,789.00         $  1,529.37

            Changes in current assets and liabilities:

                     Accounts receivable                                             $(316,582.83)        $ (6,500.00)

                     Prepaid expenses                                                $  (5,409.00)        $        --

                     Inventories                                                     $(131,664.20)        $        --

                     Accounts Payable                                                $  44,946.16         $ 51,980.40

                     Accrued expenses                                                $     379.65         $        --

                     Payable to stockholder, officer                                 $     732.86         $        --


                          Net cash provided by (used in) operating activities        $(411,554.32)        $  7,111.34


CASH FLOWS FROM INVESTING AND OTHER ACTIVITIES:

           Purchase of equipment                                                     $         --         $(54,654.20)

           Other                                                                     $         --         $ 32,594.50


                          Net cash used in investing and other activities            $         --         $(21,989.70)


                                   Net decrease in cash                              $(411,554.32)        $(14,878.36)


Cash and savings:

Beginning of period                                                                  $   1,121.64         $ 16,000.00


End of period                                                                        $(410,432.68)        $  1,121.64

                                 UData Net Corp

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.  Condensed Financial Statements:

         The condensed balance sheet as of November 30, 1999, the statement of operations for the three-month period ended November 30, 1999, and the condensed statement of cash flows for the three-month period then ended have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at November 30, 1999 and for all periods presented have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's May 31, 1999 audited financial statements. The results of operations for the period ended November 30, 1999 are not necessarily indicative of the operating results for the full year.




                                 Udata Net Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


         The Company has begun operations after its merger in September, 1999. There was income in the quarter ended November 30, 1999 of $407,716 as compared to no income in the quarter ending August 31, 1999. There were costs of goods sold of $90,430 resulting in a gross profit of $317,286, there were selling, general and administrative expenses of $342,559, for a net loss in the quarter ended November 30, 1999 of $32,745.



                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company is aware of no legal proceeding which is pending or threatened to which the Company is a party or of which its property is subject.



Item 6.  Exhibits and Reports on Form 8-K

         (b) No reports on Form 8-K were filed during the three months ended November 30, 1999.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        uData Net Corp



Date May 3, 2000                        By: /s/ Lindsey Vinson
                                            ------------------------------------
                                            President and Director